Form 10-Q
period 1995-09-30
CARDIAC RESUSCITATOR CORP
filed 1995-12-08
CIK 17482

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number                     0-10574


                       CARDIAC RESUSCITATOR CORPORATION
           (Exact name of registrant as specified in its charter)

            OREGON                                     22-2305475
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

   9 Entin Road   Parsippany,   New Jersey                    07054
(Address of principal executive offices)                    (Zip code)

                                (201)884-5800
            (Registrant's telephone number, including area code)


(Former name, former address, and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   [ ] Yes     [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                         [ ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock at September 30, 1995: 17,971,775.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CARDIAC RESUSCITATOR CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Nine Months Ended            Three Months Ended
                                  September 30,                 September 30,
                                 1995        1994             1995         1994

Net revenues . . . . . . . .$  218,400   $  101,900      $  42,700    $  37,300

Selling, general & administrative
  expenses  . . . . . . . . .   16,000       19,400         12,000        5,300

Interest expense (income) - net (4,600)      28,500         (1,800)           -

                                11,400       47,900          10,200       5,300

Net earnings before
  extraordinary gain. . . . .  207,000       54,000          32,500      32,000

Extraordinary gain on
  extinguishment of debt. . .     -         153,100             -       153,100

NET EARNINGS  . . . . . . . $  207,000   $  207,100       $  32,500   $ 185,100


Net earnings per common share:

  Before extraordinary gain $      .01   $     -          $    -      $     -

  Extraordinary gain. . . .        -            .01            -            .01
                                   .01          .01            -            .01

Weighted average number of common
  shares outstanding. . . . 17,971,775   17,971,775      17,971,775  17,971,775


The accompanying notes are an integral part of the interim financial statements.



                    CARDIAC RESUSCITATOR CORPORATION

                             BALANCE SHEETS
                               (Unaudited)


                                          September 30,   December 31,
                                              1995            1994
ASSETS
Current Assets:
  Cash and cash equivalents  . . . . .    $    543,900    $    315,900
  Royalty receivable . . . . . . . . .          42,700          64,000
  Prepaid expenses and other current
    assets . . . . . . . . . . . . . .            --               300

    Total current assets . . . . . . .         586,600         380,200

  TOTAL  . . . . . . . . . . . . . . .    $    586,600    $    380,200

LIABILITIES
Current Liabilities:
  Accounts payable and accrued
    expenses . . . . . . . . . . . . .    $        700    $      1,300
  Advances from Emerson Radio Corp.  .         131,700         131,700

    Total current liabilities  . . . .         132,400         133,000

SHAREHOLDERS' EQUITY
Preferred stock -- par value $10.00
  per share; authorized 500,000
  shares; issued and outstanding
  500,000 shares . . . . . . . . . . .       5,000,000       5,000,000
Common stock --no par value; authorized
  20,000,000 shares; issued and
  outstanding 17,971,775 shares  . . .         678,400         678,400
Additional paid-in capital   . . . . .      20,376,300      20,376,300
Accumulated deficit  . . . . . . . . .     (25,600,500)    (25,807,500)

  Total shareholders' equity . . . . .         454,200         247,200

  TOTAL  . . . . . . . . . . . . . . .    $    586,600    $    380,200


The accompanying notes are an integral part of these interim financial statements.




                    CARDIAC RESUSCITATOR CORPORATION

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                   1995          1994

Cash Flows from Operating Activities:

  Net cash provided by operating
    activities . . . . . . . . . . . . . . .    $ 228,000     $ 105,100

Cash Flows from Financing Activities:

  Payment of note payable. . . . . . . . . .           -       (500,000)
  Net cash utilized by investing
    activities . . . . . . . . . . . . . . .           -       (500,000)

Net increase (decrease)in cash and cash
  equivalents . . . . . . . . .  . . . . . .      228,000      (394,900)
Cash and cash equivalents at beginning
  of year  . . . . . . . . . . . . . . . . .      315,900       673,000

Cash and cash equivalents at end of period .    $ 543,900     $ 278,100

Supplemental disclosure of cash flow
  information:

  Interest paid  . . . . . . . . . . . . . .    $  ---        $  ---


The accompanying notes are an integral part of the interim financial statements.




              CARDIAC RESUSCITATOR CORPORATION

            NOTES TO INTERIM FINANCIAL STATEMENTS
                        (Unaudited)

NOTE 1

        The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations for the periods being reported. The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in the Cardiac Resuscitator Corporation ("the Company") annual Form 10-K filing.

NOTE 2

        As described below, the Company's liquidity had been adversely affected by the bankruptcy of Truvel Corporation ("Truvel").

        From July 1989 to June 1990, the Company had been engaged in the performance of consulting services with respect to the strategic marketing and sale and attendant financial considerations of medical electronic instrumentation and devices for Truvel, a concern engaged in the development, manufacture and sale of electronic digitizing image scanners. Such services were performed pursuant to a two year agreement entered into in June 1989 between the Company and Truvel providing for the Company's performance of the aforementioned consulting services on Truvel's behalf for an aggregate consideration of $240,000. Contemporaneously with its entrance into such an agreement, the Company acquired a $750,000 equity interest in Truvel. As part of the investment, the Company received a distribution of 139,993 shares of Vision Ten Inc. ("Vision Ten") common stock. On June 5, 1990, Truvel instituted a voluntary proceeding under Chapter 11 of the Bankruptcy Code for the Central District of California. On September 4, 1990, a plan of re-organization was approved providing for the sale of Truvel's assets and the cancellation of all common shares. Based on the bankruptcy court decision, the Company has not received revenues from Truvel and has written off its investment in Truvel aggregating $708,000. Therefore, no consulting revenues have been recognized since June 1990. In October 1991, the Company sold 12,000 shares of Vision
Ten common stock for net proceeds of $4,800, resulting in a net gain of $1,200. The Company subsequently sold all remaining Vision Ten common stock in January 1992 for net proceeds of $65,400, resulting in a net gain of $27,000.

        As a consequence of Truvel's insolvency proceeding, commencing June 1990, the Company began to pursue acquisitions or other business opportunities. There are currently no specific plans or understandings to cause the Company to make any specific acquisition or enter into any specific business opportunity. The Company's current operating activities consists of licensing patents relating to the medical electronics business which it sold in June 1988 (the "Asset Sale").
The Company's medical electronics business consisted of the development, manufacture, and sale of portable devices that electronically identified in human beings ventricular fibrillation and/or severe slowing of the heart and provided such patients with appropriate electrical treatment by means of defibrillation shock or pacing stimulation.

        As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended
June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended June 30, 1990 and 1989. The royalties to be earned under the Asset Sale extend to the expiration date of the patents.

        The Company has received funding from Emerson Radio Corp. ("Emerson") in prior years; however, on September 29, 1993, Emerson filed a Voluntary Petition for Reorganization under Chapter 11 of the
Bankruptcy Code. Although Emerson emerged from bankruptcy on March 31,
1994, it is unlikely that the Company will receive any funding from Emerson for the Company's operations. All advances from Emerson since
June 30, 1988 have been non-interest bearing. Emerson owns approximately
79% of the Company's outstanding common stock and approximately 92% of the Company's voting power.

        The Company believes that cash flow from operations and the available cash balance will be sufficient to maintain the Company's operations for the next year.

NOTE 3

    Through August 15, 1994, the Company was in default of its 11-1/2% convertible subordinated note (the "Note"), due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating $528,600 that were due on May 1, 1992. In April 1993, the holder of the Note (the "Noteholder") made a formal demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993. Accordingly, the principal balance of the Note in the amount of $500,000 was classified as a current liability. In
August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $153,100 in the year ended December 31, 1994. The Note was convertible into a maximum of 166,667 shares of the Company's common stock. The
Note also contained various restrictive covenants related to the payment of dividends and repurchase of its common stock. The Note was guaranteed by Emerson, but Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

        A 15% promissory note issued by Emerson, which was converted to common stock on February 6, 1986, was issued with warrants of the Company to acquire up to 450,000 shares of the Company's common stock. The warrants were exercisable at $6 per share and expired on May 1, 1992.

NOTE 4

(A)     Statements of Cash Flows:

        For purposes of the statements of cash flows, short-term invest-ments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

(B)     Income Taxes:

        Emerson, as a result of owning at least 80% of the Company's common stock, included the Company's results of operations in its consolidated tax returns and has utilized all of the Company's operating losses from August 30, 1979 to November 30, 1982. The Company has not received, nor expects to receive, a benefit from Emerson for its use of these losses. As a result, these losses are not available to the Company to offset any taxable income which may be earned in future years. On December 1, 1982, Emerson's ownership of the Company decreased to approximately 74%. As a result, for Federal income tax purposes, the Company's results of operations for the period December 1, 1982 to June 6, 1984 have not been included in Emerson's consolidated tax return and the accumulated operating losses of $5,193,700 for the period are available to the Company to offset any taxable income earned through 1999. Since June 6, 1984, Emerson has controlled in excess of 80% of the shares of the Company in terms of both voting power and value. As a result, Emerson has included the Company's results of operations in its consolidated tax returns for periods subsequent to that date and has utilized substantially all of the Company's net operating losses from June 6, 1984 to September 30,
1995. The Company has not received, nor expects to receive, a benefit from Emerson for use of these losses. The Company has not paid any income taxes for the nine month periods ended September 30, 1995 and 1994.

(C)     Earnings Per Share:

        Earnings per common share is based on the weighted average number of shares outstanding during each of the periods.

NOTE 5

    In June 1984, the Company's Board of Directors adopted a stock grant plan pursuant to which 100,000 shares of common stock were reserved for issuance under the Plan. At March 31, 1995 the Company had issued 69,667 shares of common stock pursuant to the Plan.

NOTE 6

    In September 1984, the Company's Articles of Incorporation were amended to include the authority to issue 500,000 shares of preferred stock with a par value of $10.00 per share. Each preference share shall have 60 votes per share for each corporate matter on which shareholders may vote. The Company may, on not less than 10 days' prior written notice to the holders of preference shares, redeem all or any portion of the preference shares at a redemption price of $10.00 per share plus declared and unpaid dividends, if any. The preference shares do not have preemptive rights. The holders of preference shares are entitled to non-cumulative dividends at the rate of $.80 per share, payable semiannually when, as and if declared by the Board of Directors before any dividends are paid on common shares. In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holder of the preference shares is entitled, after provision for payment of the Company's debts and other liabilities, to a liquidation preference of $10.00 per share. Initially, each preference share is convertible into 1-1/3 common shares of the Company, at any time (an effective conversion price of $7.50 per share), subject to adjustment to protect against dilution. Emerson purchased 150,000 shares of the preferred stock on September 6, 1984 and converted certain notes payable into 350,000 shares of preferred stock on February 6, 1986.


                         CARDIAC RESUSCITATOR CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

        Net revenues for the three and nine month periods ended September 30, 1995 were $42,700 and $218,400, as compared to $37,300 and $101,900 for the same periods last year. An increase in the total units sold by the licensee of the Company's patents and a correction of the number of units sold in 1994 by the licensee resulted in the higher royalties earned in 1995. The correction reported by the licensee increased net revenues by $39,400 in the first quarter of 1995. The Company did not incur any costs to generate these royalties.

        Selling, general and administrative expenses ("S,G&A") increased $6,700 in the three month period ended September 30, 1995 from the same period last year, resulting from an increase in professional fees. SG&A expenses decreased $3,400 in the nine month period ended September 30, 1995 from the same period in the prior year, resulting from a decline in insurance expense partially offset by an increase in professional fees.

        Interest expense decreased $1,800 and $33,100 in the three and nine month periods ended September 30, 1995, respectively, as compared to the same periods last year. In August 1994, the Company reached a settlement with the Noteholder on its 11-1/2% note payable (see Note 3 of Notes to Interim Financial Statements). Therefore, no interest expense was incurred in the three and nine month periods ended September 30, 1995. The decrease also related to interest income earned on short-term investments in 1995.

        The Company recorded on extraordinary gain on the extinguishment of debt of $153,100 in the three months ended September 30, 1994. The gain related to the settlement and payment of the Company's 11-1/2% convertible subordinated note (the "Note").

        As a result of the foregoing factors, net earnings were $32,500 and $207,000 for the three and nine month periods ended September 30, 1995, respectively, in comparison to net earnings of $185,100 and $207,100, respectively, for the same periods last year.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended September 30, 1995 was $228,000, attributable to net earnings and the collection of royalties.

Liquidity and Capital Resources - continued

        There were no financing or investing activities for the nine months ended September 30, 1995.

        Through August 15, 1994, the Company was in default of the Note due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating $528,600 that were due on May 1, 1992. In April 1993, a formal notice of demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993 was received by the Company from the holder of the Note (the "Noteholder"). In August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994.
The Note was guaranteed by Emerson, which currently owns approximately 79% of the Company's outstanding common stock and approximately 92% of the Company's voting power. However, Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

        From July 1989 to June 1990, the Company had been engaged in the performance of consulting services with respect to the strategic marketing and sale and attendant financial considerations of medical electronic instrumentation and devices for Truvel, a concern engaged in the development, manufacture and sale of electronic digitizing image scanners. Such services were performed pursuant to a two year agreement entered into in June 1989 between the Company and Truvel providing for the Company's performance of the aforementioned consulting services on Truvel's behalf for an aggregate consideration of $240,000. Contempor-aneously with its entrance into such an agreement, the Company acquired a $750,000 equity interest in Truvel. As part of the investment, the Company received a distribution of 139,993 shares of Vision Ten Inc. ("Vision Ten") common stock. On June 5, 1990, Truvel instituted a voluntary proceeding under Chapter 11 of the Bankruptcy Code for the Central District of California. On September 4, 1990, a plan of reorganization was approved providing for the sale of Truvel's assets and the cancellation of all common shares. Based on the bankruptcy court decision, the Company has not received revenues from Truvel and has written off its investment in Truvel aggregating $708,000. Therefore, no consulting revenues have been recognized since June 1990. In October 1991, the Company sold 12,000 shares of Vision Ten common stock for net proceeds of $4,800, resulting in a net gain of $1,200. The Company subsequently sold all remaining Vision Ten common stock in January 1992 for net proceeds of $65,400, resulting in a net gain of $27,000.

        As a consequence of Truvel's insolvency proceeding, commencing
June 1990, the Company began to pursue acquisitions or other business opportunities. There are currently no specific plans or understandings to cause the Company to make any specific acquisition or enter into any specific business opportunity. The Company's current operating activities consist of licensing patents relating to the medical electronics business which it sold in June 1988 (the "Asset Sale"). The Company's medical electronics business consisted of the development, manufacture, and sale of portable devices that electronically identified in human beings ventricular fibrillation and/or severe slowing of the heart and provided such patients with appropriate electrical treatment by means of defibrillation shock or pacing stimulation. As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended
June 30, 1990 and 1989. The royalties earned under the Asset Sale extend to the expiration date of the patents.

        The Company has received funding from Emerson in prior years; however, it is unlikely that the Company will receive any funding from Emerson for the Company's operations. The Company believes that cash flow from operations and the available cash balance will be sufficient to maintain the Company's operations for the next year.

        As a result of the termination of its consulting activities and the composition of its assets, the Company could be deemed to be an investment company for the purposes of the Investment Company Act of 1940, as amended ("1940 Act"). If such a determination were made, the Company would be required to register as an investment company under the 1940 Act. The Act imposes restrictions as to an investment company's name, capital structure, issuance of its securities, investments, constitution of its board of directors, and power to declare dividends and select accountants and financial officers, as well as to the rights of its shareholders to vote.
In addition, the 1940 Act, if applicable, would require the Company to register under the 1940 Act as an Investment Company, adopt a specific form of corporate structure and comply with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations.
If the Company were to be characterized as an investment company for purposes of the 1940 Act, the failure by the Company to satisfy regulatory requirements, whether on a timely basis or at all, would under certain circumstances, have a material adverse effect on the Company.


                      CARDIAC RESUSCITATOR CORPORATION

                                  PART II

                             OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K.


        (a)     Exhibits:

                Exhibits pursuant to provisions of Item 601 of Regulation S-K are not applicable.

        (b)     Reports on Form 8-K:

                During the three month period ended September 30, 1995, no Form 8-K was filed.




                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CARDIAC RESUSCITATOR CORPORATION
                                        (Registrant)




Date: December     , 1995      /s/ Albert G. McGrath, Jr.
                               Albert G. McGrath, Jr.*



* Duly authorized to execute on behalf of the Registrant.

(#75)