Form 10-Q
period 1996-03-31
CARDIAC RESUSCITATOR CORP
filed 1996-07-09
CIK 17482

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    or

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


(Former name, former address, and former fiscal year, if changed since last report.)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock at March 31, 1996: 17,971,775.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CARDIAC RESUSCITATOR CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                                     1996         1995
Net revenues  . . . . . . . . . . . . . . .     $     ---    $  100,100

Selling, general & administrative
  expenses  . . . . . . . . . . . . . . . .          1,900        2,000

Interest income - net . . . . . . . . . . .         (8,100)        (900)

                                                    (6,200)       1,100

NET EARNINGS  . . . . . . . . . . . . . . .     $    6,200   $   99,000

Net earnings per common share . . . . . . .     $     ---    $      .01

Weighted average number of common
  shares outstanding. . . . . . . . . . . .     17,971,775   17,971,775


The accompanying notes are an integral part of the interim financial statements.

                     CARDIAC RESUSCITATOR CORPORATION

                              BALANCE SHEETS
                                (Unaudited)


                                             March 31,     December 31,
                                               1996            1995
 ASSETS
 Current Assets:
   Cash and cash equivalents  . . . . .    $    593,500    $    587,300

     Total current assets . . . . . . .         593,500         587,300

   TOTAL  . . . . . . . . . . . . . . .    $    593,500    $    587,300

 LIABILITIES
 Current Liabilities:
   Accounts payable and accrued
     expenses . . . . . . . . . . . . .    $      1,300    $      1,300
   Advances from Emerson Radio Corp.  .         131,700         131,700

     Total current liabilities  . . . .         133,000         133,000

 SHAREHOLDERS' EQUITY
 Preferred stock--par value $10.00
   per share; authorized 500,000
   shares; issued and outstanding
   500,000 shares . . . . . . . . . . .       5,000,000       5,000,000
 Common stock--no par value; authorized
   20,000,000 shares; issued and
   outstanding 17,971,775 shares  . . .         678,400         678,400
 Additional paid-in capital   . . . . .      20,376,300      20,376,300
 Accumulated deficit  . . . . . . . . .     (25,594,200)    (25,600,400)

   Total shareholders' equity . . . . .         460,500         454,300

   TOTAL  . . . . . . . . . . . . . . .    $    593,500    $    587,300


 The accompanying notes are an integral part of these interim financial statements.

                      CARDIAC RESUSCITATOR CORPORATION

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1996          1995
 Cash Flows from Operating Activities:

   Net cash provided by operating
     activities . . . . . . . . . . . . . . .    $   6,200     $ 102,100

 Net increase in cash and cash
   equivalents . . . . . . . . .  . . . . . .        6,200       102,100
 Cash and cash equivalents at beginning
   of year  . . . . . . . . . . . . . . . . .      587,300       315,900

 Cash and cash equivalents at end of period .    $ 593,500     $ 418,000

 Supplemental disclosure of cash flow
   information:

   Interest paid  . . . . . . . . . . . . . .    $  ---        $  ---

  The accompanying notes are an integral part of the interim financial statements.

                    CARDIAC RESUSCITATOR CORPORATION

                 NOTES TO INTERIM FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1

       The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes necessary for a fair presentation of the results of operations for the periods being reported. The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in the Cardiac Resuscitator Corporation ("the Company") annual Form 10-K filing.

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

      As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended June 30, 1990 and 1989. The royalties to be earned under the Asset Sale extend to the expiration date of the patents. Based on the change in technologies and the development of new defibrillation devices by the licensee, the licensee has notified the Company that sales of products utilizing the Company's patents will probably continue only through the end of 1996.

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

NOTE 3

    Through August 15, 1994, the Company was in default of its 11 1/2% convertible subordinated note, due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating $528,600 that were due on May 1, 1992. In April 1993, the Noteholder made a formal demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993. Accordingly, the principal balance of the Note in the amount of $500,000 was classified as a current liability. In August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $153,100 in the year ended December 31, 1994. The Note was convertible into a maximum of 166,667 shares of the Company's common stock. The Note also contained various restrictive covenants related to the payment of dividends and repurchase of its common stock. The Note was guaranteed by Emerson, but Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

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

(B)  Income Taxes:

      Emerson,  as  a result of owning at least 80% of  the  Company's common stock, included the Company's results of operations in its consolidated tax returns and has utilized all of the Company's operating losses from August 30, 1979 to November 30, 1982. The Company has not received, nor expects to receive, a benefit from Emerson for its use of these losses. As a result, these losses are not available to the Company to offset any taxable income which may be earned  in  future years. On December 1, 1982, Emerson's ownership  of the  Company decreased to approximately 74%. As a result, for  Federal income  tax  purposes, the Company's results of  operations  for  the period December 1, 1982 to September 6, 1984 have not been included in Emerson's consolidated tax return and the accumulated operating losses  of  $5,193,700 for the period are available to the Company  to offset  any  taxable  income earned through 1999. Since  September  6,
1984, Emerson has controlled in excess of 80% of the shares of the Company in terms of both voting power and value. As a result, Emerson has  included  the Company's results of operations in its consolidated
tax  returns   for periods  subsequent to that  date and has  utilized
substantially all of the Company's net operating losses from September 6, 1984 to March 31, 1996. The Company has not received, nor expects to receive, a benefit from Emerson for use of these losses. The Company has not paid any income taxes for the three months ended March 31, 1996 and 1995.

(C)  Earnings Per Share:

     Earnings per common share is based on the weighted average number of shares outstanding during each of the periods.

NOTE 5

     In June 1984, the Company's Board of Directors adopted a stock grant plan pursuant to which 100,000 shares of common stock were reserved for issuance under the Plan. At March 31, 1996 the Company had issued 69,667 shares of common stock pursuant to the Plan.

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

                          CARDIAC RESUSCITATOR CORPORATION

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     There were no net revenues for the three month period ended March 31, 1996 as compared to $100,100 for the same period last year. A decrease in the total units sold by the licensee of the Company's patents and an adjustment by the licensee to reduce the reported royalties for units in inventory and units on loan or used on a demo basis reduced the royalty to zero. In the first quarter of 1994, net revenues also included royalties from a correction of the number of units sold in 1994. The correction reported by the licensee increased 1995 first quarter net revenues by $39,400. The Company did not incur any costs to generate these royalties.

      Selling, general and administrative expenses were relatively unchanged in the three month period ended March 31, 1996, as compared to the same period last year.

      Interest income increased $7,200 in the three month period ended March 31, 1996 as compared to the same period last year related to a higher average cash balance in the current quarter and investment of a higher proportion of the cash balance in an interest bearing account.

      As a result of the foregoing factors, net earnings were $6,100 and $99,000 for the three month periods ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

      Net cash provided by operating activities for the three months ended March 31, 1996 was $6,200, attributable to net earnings.

      There were no financing or investing activities in the three months ended March 31, 1996.

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

      As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended June 30, 1990 and 1989. The royalties earned under the Asset Sale extend to the expiration date of the patents. Based on the change in technologies and the development of new defibrillation devices by the licensee, the licensee has notified the Company that sales of products utilizing the Company's patents will probably continue only through the end of 1996.

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

          (b)  Reports on Form 8-K:

                During the three month period ended March 31, 1996, no Form 8-K was filed.


                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CARDIAC RESUSCITATOR CORPORATION
                                        (Registrant)




Date: June 11, 1996
                                    /s/ Albert G. McGrath, Jr.
                                    Albert G. McGrath, Jr.*







* Duly authorized to execute on behalf of the Registrant.