Form 10-Q
period 1996-06-30
CARDIAC RESUSCITATOR CORP
filed 1997-04-11
CIK 17482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                      0-10574

                        CARDIAC RESUSCITATOR CORPORATION
             (Exact name of registrant as specified in its charter)

          OREGON                                       22-2305475
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

  9 Entin Road, Parsippany, New Jersey                        07054
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of common stock at June 30, 1996:
17,971,775.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CARDIAC RESUSCITATOR CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   Six Months Ended        Three Months Ended
                                      June  30,                  June 30,
                                    1996        1995         1996       1995


Net  revenues. . . . . . . . . $  150,000   $  175,700    $150,000   $  75,600

Selling, general &
 administrative expenses . . .      3,900        3,900       2,000       1,900

Interest income - net  . . . .    (14,900)      (2,700)     (6,800)     (1,800)

                                  (11,000)       1,200      (4,800)        100

Net Earnings. . . . . . . . .  $  161,000   $  174,500  $  154,800   $  75,500

Net earnings per common share: $      .01   $      .01  $      .01   $      --
Weighted average number of
 common shares outstanding. .  17,971,775   17,971,775  17,971,775   17,971,775

The accompanying notes are an integral part of the interim financial statements.

                     CARDIAC RESUSCITATOR CORPORATION

                              BALANCE SHEETS
                                (Unaudited)

                                             June 30,      December 31,
                                               1996            1995

 ASSETS
 Current Assets:
   Cash and cash equivalents. . . . . .    $    598,300    $    587,300
   Royalty receivable . . . . . . . . .         150,000               -

      Total current assets. . . . . . .         748,300         587,300

   TOTAL. . . . . . . . . . . . . . . .    $    748,300    $    587,300

 LIABILITIES
 Current Liabilities:
   Accounts payable and accrued
     expenses . . . . . . . . . . . . .    $      1,300    $      1,300
   Advances from Emerson Radio Corp.. .         131,700         131,700

     Total current liabilities. . . . .         133,000         133,000

 SHAREHOLDERS' EQUITY
 Preferred stock--par value $10.00
   per share; authorized 500,000
   shares; issued and outstanding
   500,000 shares . . . . . . . . . . .       5,000,000       5,000,000
 Common stock--no par value; authorized
   20,000,000 shares; issued and
   outstanding 17,971,775 shares  . . .         678,400         678,400
 Additional paid-in capital . . . . . .      20,376,300      20,376,300
 Accumulated deficit. . . . . . . . . .     (25,439,400)    (25,600,400)

     Total shareholders' equity . . . .         615,300         454,300

   TOTAL. . . . . . . . . . . . . . . .    $    748,300    $    587,300


 The accompanying notes are an integral part of these interim financial statements.



                     CARDIAC RESUSCITATOR CORPORATION

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Six Months Ended
                                                        June 30,
                                                    1996        1995

 Cash Flows from Operating Activities:

   Net cash provided by operating
     activities . . . . . . . . . . . . . . .    $ 11,000     $  165,500

 Net increase in cash and cash
   equivalents. . . . . . . . . . . . . . . .      11,000        165,500
 Cash and cash equivalents at beginning
   of year  . . . . . . . . . . . . . . . . .     587,300        315,900

 Cash and cash equivalents at end of period .    $598,300     $  481,400

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

     As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended June 30, 1990 and 1989. The royalties to be earned under the Asset Sale extend to the expiration date of the patents. See
Note 7 for Subsequent Events.

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

NOTE 3

     Through August 15, 1994, the Company was in default of its 11 1/2% convertible subordinated note (the "Note"), due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating
$528,600 that were due on May 1, 1992. In April 1993, the holder of the Note (the "Noteholder") made a formal demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993. Accordingly, the principal balance of the Note in the amount of $500,000 was classified as a current liability. In August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $153,100 in the year ended
December 31, 1994. The Note was convertible into a maximum of 166,667 shares of the Company's common stock. The Note also contained various restrictive covenants related to the payment of dividends and repurchase of its common stock. The Note was guaranteed by Emerson, but Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

      A 15% promissory note issued by Emerson, which was converted to common stock on February 6, 1986, was issued with warrants of the Company to acquire up to 450,000 shares of the Company's common stock. The warrants were exercisable at $6 per share and expired on May 1, 1992.

NOTE 4

(A)  Statements of Cash Flows:

      For purposes of the statements of cash flows, short-term investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

(B)  Income Taxes:

      Emerson, as a result of owning at least 80% of the Company's common stock, included the Company's results of operations in its consolidated tax returns and has utilized all of the Company's operating losses from August 30, 1979 to November 30, 1982. The Company has not received, nor expects to receive, a benefit from Emerson for its use of these losses. As a result, these losses are not available to the Company to offset any taxable income which may be earned in future years. On December 1, 1982, Emerson's ownership of the Company decreased to approximately 74%. As a result, for Federal income tax purposes, the Company's results of operations for the period December 1, 1982 to June 6, 1984 have not been included in Emerson's consolidated tax return and the accumulated operating losses of $5,193,700 for the period are available to the Company to offset any taxable income earned through 1999. Since June 6, 1984, Emerson has controlled in excess of 80% of the shares of the Company in terms of both voting power and value. As a result, Emerson has included the Company's results of operations in its consolidated tax returns for periods subsequent to that date and has utilized substantially all of the Company's net operating losses from June 6, 1984 to June 30, 1996. The Company has not received, nor expects to receive, a benefit from Emerson for use of these losses. The Company has not paid any income taxes for the six month periods ended June 30, 1996 and 1995.

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

NOTE 7 - SUBSEQUENT EVENTS

      In December 1996, the Company sold its patents relating to the medical electronics business for $81,625. Therefore, the Company will no longer receive royalty revenue effective October 1, 1996.

                        CARDIAC RESUSCITATOR CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

      Net revenues were $150,000 for both the three and six month periods ended June 30, 1996, as compared to $75,600 and $175,700, respectively, for the same periods last year. Net revenues for the three months ended June 30, 1996 are based on the estimated number of units sold during the period, which is currently under audit.

      Interest income increased $5,000 and $12,200 in the three and six month periods ended June 30, 1996, respectively, as compared to the same periods last year. The increase was related to the investment of a higher proportion of the available cash balance in an interest bearing account.

      As a result of the foregoing factors, net earnings were $154,800 and $161,000 for the three and six month periods ended June 30, 1996, respectively, in comparison to net earnings of $75,500 and $174,500, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1996 was $11,000, attributable to net earnings on short term investments.

      There were no financing or investing activities for the six months ended June 30, 1996.

      Through August 15, 1994, the Company was in default of its 11 1/2% convertible subordinated note (the "Note") due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating $528,600 that were due on May 1, 1992. In April 1993, a formal notice of demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993 was received by the Company from the holder of the Note (the "Noteholder"). In August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994. The Note was guaranteed by Emerson, which currently owns approximately 79% of the Company's outstanding common stock and approximately 92% of the Company's voting power. However, Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

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

      As a consequence of Truvel's insolvency proceeding, commencing June 1990, the Company began to pursue acquisitions or other business oppor-tunities. There are currently no specific plans or understandings to cause the Company to make any specific acquisition or enter into any specific business opportunity. The Company's current operating activities consist of licensing patents relating to the medical electronics business which it sold in June 1988 (the "Asset Sale"). The Company's medical electronics business consisted of the development, manufacture, and sale of portable devices that electronically identified in human beings ventricular fibrillation and/or severe slowing of the heart and provided such patients with appropriate electrical treatment by means of defibrillation shock or pacing stimulation. As part of the terms of the Asset Sale, the Company was entitled to receive minimum royalties of $150,000 in each of the three years ending June 30, 1991. In the contract year ended June 30, 1991, the Company recognized additional royalties in excess of the minimum royalty level. The minimum royalty was not exceeded in the contract years ended June 30, 1990 and 1989. The royalties earned under the Asset Sale extend to the expiration date of the patents.

      In December 1996, the Company sold its patents relating to the medical electronics business for $81,625. Therefore, the Company will no longer receive royalty revenue effective October 1, 1996.

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

          (b)  Reports on Form 8-K:

               During the three month period ended June 30, 1996, no Form 8-K was filed.


                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CARDIAC RESUSCITATOR CORPORATION
                                        (Registrant)




Date:  April 11, 1997             /s/ Eugene I. Davis
                                  Eugene I. Davis*


*Duly authorized to execute on behalf of the Registrant.