Form 10-Q
period 1996-09-30
CARDIAC RESUSCITATOR CORP
filed 1997-04-11
CIK 17482

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of common stock at September 30, 1996: 17,971,775.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CARDIAC RESUSCITATOR CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Nine Months Ended       Three Months Ended
                                      September 30,             September 30,
                                    1996       1995          1996        1995

Net revenues  . . . . . . . .  $  178,400   $  218,400   $  28,400    $42,700

Selling, general &
  administrative expenses . .       5,800       16,000       1,900     12,000

Interest income - net . . . .     (22,000)      (4,600)     (7,100)    (1,800)

                                  (16,200)      11,400      (5,200)    10,200

Net  Earnings . . . . . . . .     194,600      207,000      33,600     32,500

Net earnings per common share: $      .01   $      .01   $       -   $      -
Weighted average number of
 common shares outstanding. .  17,971,775   17,971,775   17,971,775  17,971,775


The accompanying notes are an integral part of the interim financial statements.


                     CARDIAC RESUSCITATOR CORPORATION

                              BALANCE SHEETS
                                (Unaudited)


                                           September 30,   December 31,
                                               1996            1995
 ASSETS
 Current Assets:
   Cash and cash equivalents  . . . . .    $    753,500    $    587,300
   Royalty receivable . . . . . . . . .          28,400               -

     Total current assets . . . . . . .         781,900         587,300

   TOTAL  . . . . . . . . . . . . . . .    $    781,900    $    587,300

 LIABILITIES
 Current Liabilities:
   Accounts payable and accrued
     expenses . . . . . . . . . . . . .    $      1,300    $      1,300
   Advances from Emerson Radio Corp.  .         131,700         131,700

     Total current liabilities  . . . .         133,000         133,000

 SHAREHOLDERS' EQUITY
 Preferred stock--par value $10.00
   per share; authorized 500,000
   shares; issued and outstanding
   500,000 shares . . . . . . . . . . .       5,000,000       5,000,000
 Common stock--no par value; authorized
   20,000,000 shares; issued and
   outstanding 17,971,775 shares  . . .         678,400         678,400
 Additional paid-in capital   . . . . .      20,376,300      20,376,300
 Accumulated deficit  . . . . . . . . .     (25,405,800)    (25,600,400)

     Total shareholders' equity . . . .         648,900         454,300

   TOTAL  . . . . . . . . . . . . . . .    $    781,900    $    587,300


 The accompanying notes are an integral part of these interim financial statements.




                     CARDIAC RESUSCITATOR CORPORATION

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                    1996          1995

 Cash Flows from Operating Activities:

   Net cash provided by operating
     activities . . . . . . . . . . . . . . .    $ 166,200     $ 228,000

 Net increase in cash and cash
   equivalents . . . . . . . . .  . . . . . .      166,200       228,000
 Cash and cash equivalents at beginning
   of year  . . . . . . . . . . . . . . . . .      587,300       315,900

 Cash and cash equivalents at end of period .    $ 753,500     $ 543,900

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

(B)  Income Taxes:

      Emerson, as a result of owning at least 80% of the Company's common stock, included the Company's results of operations in its consolidated tax returns and has utilized all of the Company's operating losses from August 30, 1979 to November 30, 1982. The Company has not received, nor expects to receive, a benefit from Emerson for its use of these losses. As a result, these losses are not available to the Company to offset any taxable income which may be earned in future years. On December 1, 1982, Emerson's ownership of the Company decreased to approximately 74%. As a result, for Federal income tax purposes, the Company's results of operations for the period December 1, 1982 to June 6, 1984 have not been included in Emerson's consolidated tax return and the accumulated oper-ating losses of $5,193,700 for the period are available to the Company to offset any taxable income earned through 1999. Since June 6, 1984, Emerson has controlled in excess of 80% of the shares of the Company in terms of both voting power and value. As a result, Emerson has included the Company's results of operations in its consolidated tax returns for periods subsequent to that date and has utilized substantially all of the Company's net operating losses from June 6, 1984 to September 30, 1996. The Company has not received, nor expects to receive, a benefit from Emerson for use of these losses. The Company has not paid any income taxes for the nine month periods ended September 30, 1996 and 1995.

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

                     CARDIAC RESUSCITATOR CORPORATION

               MANAGEMENT'S    DISCUSSION   AND   ANALYSIS   OF    RESULTS    OF
OPERATIONS AND FINANCIAL CONDITION

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

      Net revenues for the three and nine month periods ended September 30, 1996 were $28,400 and $178,400, which includes corrections during the six months ended June 30, 1996, as compared to $42,700 and $218,400 for the same periods last year. The decrease in the total units sold by the licensee of the Company's patents was due to the pending sale negotiations of the patent during the nine months ended September 30, 1996. The patent was subsequently sold on December 19, 1996. The Company did not incur any costs to generate these royalties.

      Selling, general and administrative expenses ("S,G&A") decreased $10,100 and $10,200 in the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods last year, resulting from a decrease in professional fees.

      Interest income increased $5,300 and $17,400 in the three and nine month periods ended September 30, 1996. The increase was related to the investment of a higher proportion of the available cash balance in an interest bearing account.

      As a result of the foregoing factors, net earnings were $33,600 and $194,600 for the three and nine month periods ended September 30, 1996, respectively, in comparison to net earnings of $32,500 and $207,000, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 1996 was $166,200, attributable to net earnings and the collection of royalties.

      There were no financing or investing activities for the nine months ended September 30, 1996.

      Through August 15, 1994, the Company was in default of its 11-1/2% convertible subordinated note (the "Note") due to its inability to maintain a minimum current ratio of 1.25 and for failure to make required sinking fund payments due annually on May 1 from 1987 to 1991 and aggregating $500,000 through May 1, 1991. In addition, the Company elected not to make scheduled interest and principal payments aggregating $528,600 that were due on May 1, 1992. In April 1993, a formal notice of demand for payment of the principal sum of $500,000 plus interest of $81,300 accrued through March 31, 1993 was received by the Company from the holder of the Note (the "Noteholder"). In August 1994, the Company and the Noteholder agreed to settle the Note in full satisfaction of the Company's obligations for $500,000 in cash. The Note was paid in full on August 16, 1994. The Note was guaranteed by Emerson, which currently owns approximately 79% of the Company's outstanding common stock and approximately 92% of the Company's voting power. However, Emerson was precluded from satisfying such guarantee due to certain restrictions created in connection with its bankruptcy proceeding and reorganization.

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

          (b)  Reports on Form 8-K:

                During the three month period ended September 30, 1996, no Form 8-K was filed.


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


* Duly authorized to execute on behalf of the Registrant.